Form 10KSB
period 1995-12-31
PHOENICIAN OLIVE OIL INC
filed 1997-05-19
CIK 832336

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-KSB
(Mark One)
   X      Annual Report Pursuant to Section 13 or 15(d) of The
          Securities Exchange Act of 1934

                For the Fiscal Year Ended December 31, 1995

          Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                   Commission File Number   33-21325-LA

                        Phoenician Olive Oil, Inc.
           (formerly known as INVESTMENT GROWTH RESOURCES, INC.)
              (Name of small business issuer in its charter)

              Nevada                        88-0227796
     (State or other jurisdiction of    (I.R.S. Employer
     incorporation or organization)     Identification No.)

         10631 South 51st Street, Suite #3, Phoenix Arizona  85044
           (Address of principal executive offices)  (Zip Code)

Issuer's telephone no.:  (602) 598-3009

Securities registered pursuant to Section 12(b) of the Exchange
Act:   None

Securities registered pursuant to Section 12(g) of the Exchange
Act:   Common

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   No X

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.   X

     State the issuer's revenues for its most recent fiscal year.
Year ended December 31, 1995   $ -0-

     State the aggregate market value of the voting stock held by non-affiliates computed by reference  to the price at which the stock was sold, or the average bid and ask prices of such stock as
of a specified date within 60 days.    $ -0-
         (Based on inactive market as of May 12, 1997)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

     Class                              Outstanding as of December 31, 1996
  Common Stock, $.001 Par Value                  12,209,243

                    DOCUMENTS INCORPORATED BY REFERENCE
                                   NONE

Transitional Small Business Disclosure Format.   Yes     No X

                        Phoenician Olive Oil, Inc.

                             TABLE OF CONTENTS
                                                             Page
                                  PART I

Item 1    Description of Business  . . . . . . . . . . . . .   1

Item 2    Description of Property. . . . . . . . . . . . . .   3

Item 3    Legal Proceedings. . . . . . . . . . . . . . . . .   3

Item 4    Submission of Matter to a Vote of Security
            Holders. . . . . . . . . . . . . . . . . . . . .   4

                                  PART II

Item 5    Market for Common Equity and Related Stockholder
            Matters. . . . . . . . . . . . . . . . . . . . .   4

Item 6    Management's Discussion and Analysis or Plan
            of Operation . . . . . . . . . . . . . . . . . .   5

Item 7    Financial Statements . . . . . . . . . . . . . . .   6

Item 8    Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure. . . . . . .  20

                                 PART III

Item 9    Directors, Executive Officers, Promoters and
            Control persons; Compliance with Section 16(a)
            of the Exchange Act. . . . . . . . . . . . . . .  20

Item 10   Executive Compensation . . . . . . . . . . . . . .  22

Item 11   Security Ownership of Certain Beneficial Owners
            and Management . . . . . . . . . . . . . . . . .  22

Item 12   Certain Relationships and Related Transactions . .  23

Item 13   Exhibits and Reports on Form 8-K . . . . . . . . .  24

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . .  25

                                  PART I

Item 1.  Description of Business

Business Development

    Phoenician Olive Oil, Inc., formerly known as Investment
Growth Resources, Inc. (the "Company") is a development stage company initially organized to investigate, research and acquire and/or participate in an operating business or business opportunity. On April 22, 1988, the Company filed a Registration Statement on Form S-18 with the Securities and Exchange Commission for the offer and sale of 15,000,000 Units, each Unit consisting of one share of the Company's Common Stock and two Redeemable Warrants for the offering price of $.03 per Unit. The Company completed its offering on April 20, 1989 upon the sale of all 15,000,000 Units for an aggregate of $450,000. The Redeemable Warrants expired unexercised in 1995. The Company's Registration Statement and offering was deemed to be a "blank-check" offering whereby the proceeds for the offering were allocated generally and investors were unable to pass upon the merits or evaluate the potential risks involved in the use of the proceeds from the offering.

    On October 12, 1992, the Company entered into an Acquisition Agreement and Plan of Reorganization with I.G. Homes, Inc., a California corporation ("I.G. Homes"), whereby the Company acquired all the issued and outstanding shares of I.G. Homes in exchange for shares of the Company's authorized but previously unissued Common Stock and Preferred Stock (the "Reorganization Agreement"). As a result of the Reorganization Agreement, I.G. Homes became a wholly owned subsidiary of the Company. I.G. Homes owned interests in certain real property located in southern and central California which it intended to develop for both residential and commercial use. All of I.G. Homes' real property was acquired by assignment and transfer from its shareholders. The Company intended, through I.G. Homes, to actively develop these properties.

    On January 30, 1995 the Company entered into two separate agreements to sell its wholly owned subsidiary, I.G. Homes, Inc. ("I.G. Homes"), and also reacquired 71,079,000 shares of common stock and 48,426 shares of preferred stock which had been issued in relation to the acquisition of I.G. Homes in 1992. Under the first agreement with AMAX Holdings, Inc., a California corporation ("AMAX"), the Company divested itself of I.G. Homes by selling to AMAX 100,000 shares of I.G. Homes common stock, which represented all of the issued and outstanding shares of I.G. Homes stock, in exchange for (AMAX) assuming the first mortgage on the land held in I.G. Homes and any and all cost associated with the mortgage. The principal balance of the first mortgage was $929,780 plus accrued interest to the date of sale of $75,000. AMAX also agreed to pay the Company $754 in cash.

    Under the second agreement, the Company reacquired a total of 71,079,000 shares of its outstanding common stock and 48,426 shares of its outstanding preferred stock from various shareholders, in exchange for payment to the shareholders of $750. Upon the execution of the second agreement, all of the shares were returned to the Company and canceled.

    As a result of the two agreement, the Company recovered all the shares of common stock and preferred stock originally issued by the Company in consideration for the acquisition of I.G. Home. The Company initially acquired I.G. Homes because of its real estate assets which the Company intended to develop. However, the Company lost various properties through foreclosure action due to non payment of the underlying debt. It was the belief of management that because of the debt and liabilities against the properties held by I.G. Homes, that it was in the best interest to sell
I.G. Homes and secure the return of the securities that had been issued for the acquisition of the asset.

    Following the sale of I.G. Homes, the Company's Board of Directors determined that the Company should become active in seeking potential operating businesses and business opportunities with the intent to acquire or merge with such businesses.

Subsequent Events

    On January 27, 1996 the Company entered into a Merger
Agreement and Plan of Reorganization (the "Merger Agreement") with Phoenician Olive Oil, Inc., an Arizona corporation ("Phoenician"), whereby Phoenician merged with and into the Company with the Company being the surviving entity. The Merger Agreement was approved by the Company's Board of Directors and, as permitted by the corporate laws of the State of Nevada, the written consent of shareholders owning 68% of the Company's outstanding shares. Pursuant to the terms of the Merger Agreement, the Company acquired all of the outstanding shares of Phoenician in exchange for 11,200,000 shares (post-split following the one share for fifty shares reverse stock split effected by the Company in connection with the merger with Phoenician) of the Company's common stock.
The merger was accounted for as a reverse acquisition. In association with the Merger Agreement, the Company issued 240,000 shares (post-split) of common stock and Phoenician paid $57,500 in payment of certain debts owed by the Company. All liabilities of the Company were resolved upon execution of the merger agreement. Phoenician, located in Phoenix, Arizona, is the manufacturer and bottler of olive oil. As per the terms of the Merger Agreement, the Company changed its corporate name to Phoenician Olive Oil, Inc. and the corporate offices were moved to Phoenix, Arizona. Also, the Company effected a reverse stock split of its shares of common stock issued and outstanding prior to the Merger Agreement on a one (1) share for fifty (50) shares basis, effective
February 12, 1996.

    The Company's current principal executive offices are located at 10631 South 51st Street, Suite #3, Phoenix Arizona 85044, and its telephone number is (602) 598-3009.

Business of Issuer

    As of December 31, 1995, the Company was active in the investigation and research of new business opportunities with the intent to acquire, merge with and or participate in an operating business or opportunity.

    Following the acquisition of Phoenician in January 1996, the Company became engaged in the business of producing and marketing extra virgin olive oil. Phoenician is the only Southwest U.S. producer and marketer of extra virgin olive oil. Phoenician operates production facilities and pressing plants in the three largest olive producing regions outside of California located on the Gila River Indian Community and in Northwestern Mexico. Phoenician has secured a significant supply of olives in these regions by contracting and joint venturing with major growers and producers. A large portion of Phoenician's sales are through the bulk channel and the remainder is sold through retail channels.

Employees

    As of December 31, 1995, the Company did not have any employees. The Company's search for potential business opportunities is being conducted by its current Board of Directors. Management presently anticipates hiring employees only as future business demands warrant or following the acquisition of or merger with a business opportunity. Although the Company did employee certain individuals during 1996, as of December 31, 1996, the Company had no employees. Daily operations of the Company are being conducted by its Board of Directors.

Facilities

    As of December 31, 1995, the Company's principal place of business was at the home of its President, which was being used by the Company without payment. Currently the Company's principal place of business is located at 10631 51st Street, Suite #3, Phoenix, Arizona and consists of approximately 1,000 square feet of office space leased on a month to month basis. The Company also operates, as part of a Joint Venture with the Gila River Indian Community, a 1,500 square foot olive oil pressing plant located in Bapchule, Arizona. As the Company's business warrants additional facilities, the Company intends to acquire additional facilities as funds are available. No agreements or definitive plans have been established as of the date hereof for additional facilities.

Industry Segments

    No information is presented as to industry segments.
Reference is made to the statements of income contained in the financial statements included herein for a statement of the Company's revenues and operating profit (loss) for the past two fiscal years.

Item 2.  Description of Property

    This information is set forth in Item 1 above.

Item 3.  Legal Proceedings

    The Company is not a party to any material pending legal proceedings except as set forth below.



    The Company is aware that a Complaint has been filed in the Circuit Court of the State of Oregon for Lane County entitled Tanglewood International Enterprises, Inc., et. al, vs. Phoenician Olive Oil, Inc. and Chaparral II Corp., case number 16-97-01137. This action is premised on foreclosure and alleged claims of monies owed on certain real estate that was acquired by the Company pursuant to the Merger Agreement in January 1996. The Company has not been served with a summons as of the date hereof and therefore has not taken any legal action to defend itself. No determination has been made as to the extent of the possible material effect that the action may have on the Company.

    The Company is also preparing to file an action against various parties in connection with the real estate which is subject to the above action. This action will request the rescission of the certain transaction whereby the real estate was acquired by the Company in exchange for shares. Because the action is yet to be filed, there can be no determination as to the possible material effect on the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

    No matters were submitted to a vote of the Company's
Securities Holders during the fourth quarter of the Company's fiscal year ending December 31, 1995.

                                  PART II

Item 5.  Market for Common Equity and Related Stockholder Matters


    The Company's securities have been traded on a limited basis on the over-the-counter market since 1989 and quotations are published for the Company's common stock on the OTC Bulletin Board under the symbol "OLIO", and in the National Quotation Bureau, Inc. "pink sheets" under Phoenician Olive Oil, Inc. Because of the sparse trading of the Company's securities and the absence of a current bid and ask quotation, no trading history is presented herein.

    As of March 3, 1997, there were 234 holders of record of the Company's common stock, which does not include those persons whose securities may be held by broker-dealers in nominee name.

Dividend Policy

    The Company has not declared or paid cash dividends or made distributions in the past, and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future. The Company currently intends to retain and reinvest future earnings to finance its operations.

Item 6.  Management's Discussion and Analysis or Plan of Operation

    The following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

Results of Operations

For the Year Ended December 31, 1995 Compared to the Year Ended
December 31, 1994

    The Company did not realize revenues for either fiscal years ended December 31, 1995 ("1995") or December 31, 1994 ("1994").
During 1995, the Company recorded a negative $78,099 for discontinued operations compared to a negative $56,258 for 1994. Further, the Company recorded for 1994 a loss on disposal of discontinued operations of $1,699,016 related to the loss of various real properties. The Company did not record any expenses for either 1995 or 1994, although certain expenses and wages have been accrued. The net loss for 1995 was $78,099 compared to the net loss for 1994 of $1,755,274.

Net Operating Losses

    The Company has accumulated approximately $4,500,000 of net operating loss carryforwards as of December 31, 1995, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carry-forwards expire in the year 2010. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used.

Liquidity and Capital Resources

    Working capital at December 31, 1995 was a negative $246,612 compared to a negative $167,763 at December 31, 1994. This further reduction in working capital for the year ended December 31, 1995 is attributed to the Company's discontinued operations and the 43% increase in accounts payable, which was due primarily to the increase in accrued wages from $113,000 in 1994 to $185,000 in 1995.

    It is anticipated that the Company's future working capital needs will be met by locating a potential acquisition or merger candidate that will be able to contribute capital to the Company. Management continues to explore alternative private financing, although no arrangements or agreements with potential investors have been entered into. The continuation of the Company as a going concern is directly dependent upon the success of its ability to locate a potential acquisition or merger candidate, will then depend upon the ability of that business to provided funding to the Company.

    As of December 31, 1995, the Company had total assets of $1,839 and total stockholders' deficiency of $246,612, compared to December 31, 1994 at which time the Company had total assets of $5,537 and total stockholders' deficiency of $167,763.
    In the opinion of management, inflation has not had a material effect on the operations of the Company.

Item 7.  Financial Statements

    The Company's financial statements as of and for the fiscal years ended December 31, 1995 and 1994 have all been examined to the extent indicated in their report by Jones, Jensen and Company, independent certified accountants, and have been prepared in accordance with generally accepted accounted principles and pursuant to Regulation S-B as promulgated by the Securities and Exchange Commission. The aforementioned financial statements are included herein in response to Item 7 of this Form 10-KSB.

                       INDEPENDENT AUDITORS' REPORT


The Board of Directors
Investment Growth Resources, Inc.
Las Vegas, Nevada


We have audited the accompanying balance sheets of Investment Growth Resources, Inc. (a Nevada corporation) as of December 31, 1995 and 1994, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 1995, 1994 and 1993 and from inception on June 22, 1987 through December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Investment Growth Resources, Inc. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years ended December 31, 1995, 1994 and 1993 and from inception on June 22, 1987 through December 31, 1995 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Jones, Jensen & Company
March 26, 1996

                     INVESTMENT GROWTH RESOURCES, INC.
                       (A Development Stage Company)
                              Balance Sheets

                                  ASSETS


                                          December 31,
                                    1995                1994
CURRENT ASSETS

  Cash                          $    1,839          $    4,783
  Other receivable                    -                    754

     Total Current Assets            1,839               5,537

     TOTAL ASSETS               $    1,839          $    5,537

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES

  Accounts payable              $  248,451          $  173,300

     Total Liabilities             248,451             173,300

COMMITMENTS AND CONTINGENCIES
  (Note 6)                            -                   -

STOCKHOLDERS' EQUITY (DEFICIT)

  Stock authorized 200,000,000
   preferred shares $.001 par
   value; -0- and 48,436 shares
   issued and outstanding,
   respectively                       -                     48
  Stock authorized 200,000,000
   common share $.001 par value;
   33,221,833 and 104,350,833
   issued and outstanding,
   respectively                     33,222              104,351
  Capital in excess of par value 4,337,024            4,266,597
  Deficit accumulated during the
   development stage            (4,616,858)          (4,538,759)

     Total Stockholders' Equity
       (Deficit)                  (246,612)            (167,763)

     TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY
       (DEFICIT)                $    1,839           $    5,537

                       INVESTMENT GROWTH RESOURCES, INC.
                         (A Development Stage Company)
                            Statements of Operations
                                                                    From
                                                                 Inception on
                                                                June 22, 1987
                                  For the Years Ended               Through
                                      December 31,                December 31,
                            1995         1994          1993           1995

REVENUES                 $    -     $      -      $      -     $        -

EXPENSES                      -            -             -              -

DISCONTINUED OPERATIONS    (78,099)     (56,258)     (253,934)      (412,223)

LOSS ON DISPOSAL OF
 DISCONTINUED OPERATIONS      -      (1,699,016)   (2,505,619)    (4,204,635)

NET LOSS                 $ (78,099) $(1,755,274)  $(2,759,553) $  (4,616,858)

INCOME (LOSS) PER
 SHARE                   $   (0.00) $     (0.05)  $     (0.03)

                       INVESTMENT GROWTH RESOURCES, INC.
                         (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
           From Inception on June 22, 1987 through December 31, 1995

                                                          Deficit
                                                        Accumulated
                                             Capital In  During the  Stock
                            Common   Common   Excess of Development Subscription
                            Shares   Stock    Par Value    Stage    Receivable
Balance at inception on
 June 22, 1987                 -    $    -     $   -     $    -    $    -

Subscription for 14,300,000
 shares of common stock        -         -         -          -       14,300

Issuance of 16,100,000
 shares of common stock
 to officers, directors
 and individuals for
 $.001 per share         16,100,000    16,100      -          -      (14,300)

Net loss from inception
 on June 22, 1987 through
 December 31, 1988             -         -         -        (12,393)    -

Balance,
 December 31,1988        16,100,000    16,100      -        (12,393)    -

Issuance of 15,000,000
 shares of common stock
 to the public on April 24,
1989 for $.03 per share  15,000,000    15,000   435,000        -        -

Charge stock offering costs
 to capital in excess of par   -         -      (84,001)       -        -

Net loss for the year ended
 December 31, 1989             -         -         -        (10,252)    -

Balance,
 December 31, 1989       31,100,000  $ 31,100 $ 350,999   $ (22,645) $  -

                       INVESTMENT GROWTH RESOURCES, INC.
                         (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
           From Inception on June 22, 1987 through December 31, 1995

                                                        Deficit
                                                      Accumulated
                                            Capital In During the  Stock
                          Common     Common Excess of Development Subscription
                          Shares     Stock  Par Value    Stage    Receivable
Balance,
 December 31, 1989      31,100,000 $ 31,100 $ 350,999 $ (22,645) $   -

Exercise of underwriter
 warrants                  600,000      600      (500)     -         -

Net loss for  the year ended
 December 31, 1990            -        -         -       (2,993)     -

Balance,
 December 31, 1990      31,700,000   31,700   350,499   (25,638)     -

Net loss for the year ended
 December 31, 1991            -        -         -      (13,481)     -

Balance,
 December 31, 1991      31,700,000 $ 31,700 $ 350,499 $ (39,119) $   -

                       INVESTMENT GROWTH RESOURCES, INC.
                         (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
           From Inception on June 22, 1987 through December 31, 1995

                                                                      Deficit
                                                                     Accumulated
                                                         Capital In   During the
                     Common   Preferred  Common Preferred Excess of  Development
                     Shares    Shares     Stock  Stock    Par Value    Stage
Balance,
 December 31, 1991 31,700,000     -     $ 31,700    -   $   350,499  $  (39,119)

Acquisition of I.G.
 Homes, Inc.      124,400,000     -      124,400    -     5,052,618        -

Charge stock offering
 costs to capital in
 excess of par           -        -         -       -      (124,799)       -

Offset accumulated
 deficit in reverse
 acquisition             -        -         -       -       (48,527)     48,527

Net loss for
 the year ended
 December 31, 1992       -        -         -       -          -        (33,340)

Balance,
 December 31, 1992 156,100,000    -      156,100    -     5,229,791     (23,932)

Common stock issued for
 services              483,333    -          483    -        20,350        -

Cancellation of common
 stock             (52,232,500)   -      (52,232)   -    (2,331,814)       -

Acquisition of properties -    181,994      -      182    1,348,136        -

Cancellation of preferred
 stock                    -   (133,558)     -     (134)         134        -

Net loss for
 the year ended
 December 31, 1993        -       -         -       -          -     (2,759,553)

Balance,
 December 31, 1993 104,350,833  48,436  $104,351  $ 48   $4,266,597 $(2,783,485)

                       INVESTMENT GROWTH RESOURCES, INC.
                         (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
           From Inception on June 22, 1987 through December 31, 1995

                                                                      Deficit
                                                                    Accumulated
                                                         Capital In  During the
                       Common  Preferred Common Preferred Excess of Development
                       Shares    Shares   Stock    Stock  Par Value   Stage
Balance,
 December 31, 1993  104,350,833  48,436 $104,351  $  48  $4,266,597 $(2,783,485)

Net loss for the
 year ended
 December 31, 1994         -       -        -        -         -     (1,755,274)

Balance,
 December 31, 1994  104,350,833  48,436  104,351      48  4,266,597  (4,538,759)

Reacquisition of
 shares in sale of
 subsidiary         (71,079,000)(48,436) (71,079)    (48)    70,377        -

Contractual shares owed
  which were resolved and
  cancelled             (50,000)   -         (50)     -          50        -

Net loss for the
 year ended
 December 31, 1995         -       -         -        -         -       (78,099)

Balance,
 December 31, 1995   33,221,833    -     $ 33,222  $  - $ 4,337,024 $(4,616,858)

                       INVESTMENT GROWTH RESOURCES, INC.
                         (A Development Stage Company)
                            Statements of Cash Flows
                                                                       From
                                                                    Inception on
                                                                   June 22, 1987
                                      For the Years Ended            Through
                                           December 31,             December 31,
                                   1995        1994         1993       1995
Cash Flows from Operating Activities:
  Net Income (Loss)             $(78,099) $(1,755,274) $(2,759,553) $(4,616,858)
  Amortization expense              -              20           44          108
  Common stock issued for services  -            -          20,833       20,833
  Loss on disposal of subsidiary    -       1,658,061         -       1,658,061
  Loss on real estate in foreclosure-            -       2,505,619    2,505,619
  Increase (Decrease) in
   accounts receivable               754         (754)        -            -
  Increase (Decrease) in current
   liabilities                    75,151       77,453      250,338      472,324

     Net Cash Provided (Used)
      by Operating Activities     (2,194)     (20,494)      17,281       40,087

Cash Flows from Investing Activities:
  Increase in land held
   for development                  -            -        (352,619)    (352,619)

     Net Cash Provided (Used)
      by Investing Activities       -            -        (352,619)    (352,619)

Cash Flows from Financing Activities:
  Sale of capital stock             -            -            -         466,200
  Acquisition of capital stock      (750)        -            -            (750)
  Stock offering costs              -            -            -        (176,145)
  Sale of land                      -          25,066         -          25,066

     Net Cash Provided (Used)
      by Financing Activities       (750)      25,066         -         314,371

Net Increase (Decrease) in
 Cash and Cash Equivalents        (2,944)       4,572     (335,338)       1,839

Cash and Cash Equivalents
 at Beginning of Period            4,783          211      335,549         -

Cash and Cash Equivalents
 at End of Period              $   1,839  $     4,783  $       211  $     1,839

Cash Paid for:
 Interest, net of capitalized
 interest                      $    -     $      -     $      -     $      -
 Income taxes                       -            -            -            -

                       INVESTMENT GROWTH RESOURCES, INC.
                         (A Development Stage Company)
                      Statements of Cash Flows (Continued)
                                                                       From
                                                                   Inception on
                                                                   June 22, 1987
                                        For the Years Ended           Through
                                            December 31,            December 31,
                                  1995          1994        1993        1995
Non-Cash Investing Activities:
 Preferred and Common
 stock issued in exchange for
 investments in real estate
 held for development, net
 of related debt and less
 properties returned for
 shares cancelled               $   -       $     -     $(1,035,728) $ 4,108,635

Conveyance of 1% interest
 in Vermont Property to
 shareholder for services
 rendered                       $   -       $     -     $    24,001  $    24,001

Sold subsidiary for assumption
 of Company debt and cancellation
 of common stock and preferred
 stock                          $   -       $ 1,699,016 $      -     $ 1,699,016

                     INVESTMENT GROWTH RESOURCES, INC.
                       (A Development Stage Company)
                    Notes to the Financial Statements
                        December 31, 1995 and 1994

NOTE 1 - GENERAL INFORMATION

    Investment Growth Resources, Inc. (the Company) has been in the development stage since its formation on June 22, 1987 under the laws of the state of Nevada. The Company's plan is to investigate, research and acquire or participate in a business or business opportunity. The Company selected a year end of December 31.

    I.G. Homes, Inc. (the Subsidiary) was organized under the laws of California on April 1, 1992 and was formed for the business of real estate development. The Subsidiary owned interests in certain real property located in southern and central California, which it will develop for both residential and commercial use. All of the real property was assigned and transferred from shareholders of the Subsidiary. In 1994 the Company sold the subsidiary to the former shareholders for assumption of the subsidiaries debt and cancellation of common and preferred stock.

    At a meeting on October 12, 1992, the shareholders of the Company approved a proposal to issue 124,400,000 shares of common stock to the shareholders of I.G. Homes, Inc. in a tax free reorganization wherein I.G. Homes, Inc. became a wholly-owned subsidiary of the Company. During 1993, 52,232,500 shares issued to the shareholders of I.G. Homes, Inc. were cancelled due to problems related to the Oak Park Estates. As a result of these transactions, there are 104,350,833 shares of common stock issued an outstanding with approximately 70.00% of those shares being held by the former shareholders of the Subsidiary. At the time of the acquisition the Company was essentially inactive, with no operations and minimal assets. Additionally, the exchange of Company common stock for the common stock of the Subsidiary resulted in the former stockholders of the Subsidiary obtaining control. Accordingly, the Subsidiary became the continuing entity for accounting purposes, and the transaction was accounted for as a recapitalization of the Subsidiary with no adjustment to the basis of the Subsidiary assets acquired or liabilities assumed by the Company. For the legal purposes the Company, and not the Subsidiary, was the survivor.

    Public Offering

    The Company completed a public offering for a maximum of 15,000,000 units, a minimum of 7,000,000 units, at the offering price of three cents ($0.03) per unit, a price arbitrarily determined by the Company that bears no relationship to the book value of the Company's common stock or any established criteria of value. Each unit consists of one share of common stock, $.001 par value, one "A" Warrant to purchase one share of common stock at the price of $.05 per share, exercisable at any time within one year of the effective date of the offering, and one "B" Warrant to purchase one share of common stock at the price of $.10 per share, exercisable at any time within the two years of the effective date of the offering. The Warrants are detachable from the Units and are exercisable only if a current Registration Statement is in effect.

                     INVESTMENT GROWTH RESOURCES, INC.
                       (A Development Stage Company)
                    Notes to the  Financial Statements
                        December 31, 1995 and 1994

NOTE 1 - GENERAL INFORMATION (CONTINUED)

    Public Offering (Continued)

    The securities were offered for cash only and on a "Best Efforts, All or None" basis for the first 7,000,000 units and "Best Effort" basis for the remaining 8,000,000 units; hence, unless 7,000,000 units were sold and a total of $210,000 (before payment of 10% commission to underwriter) had been deposited with the escrow agent within six (6) months from the date of the offering prospectus (unless extended for an additional sixty (60) days), the offering would have terminated and all funds received from the sale of the units would have been returned to the subscribers without deduction therefrom. The warrants expired in 1995.

    Underwriter

    Where the securities were successfully offered to the public, a ten percent (10%) commission was due the under-writer on the sale of securities, and upon the sale of at least 7,000,000 units, a non-accountable expense allowance equal to three percent (3%) of the public offering price was paid the underwriter. As additional compensation to the underwriter, subject to the sale of at least 7,000,000 units, the Company agreed to sell to the underwriter for a total price of $100, one (1) "restricted security" (as defined under rule 144 of Securities Act of 1933) for every twenty-five (25) units sold pursuant to the offering. A five percent (5%) solicitation fee is due the underwriter on warrants exercised commencing twelve (12) months from the close of the offering until all warrants are either exercised, expired or redeemed by the Company. On February 23, 1989, the underwriter exercised the warrants and the Company issued 600,000 shares of its common stock.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Stock Offering Costs

    Stock offering costs are comprised of professional fees and filing, printing and various costs amounting to $84,001 which were incurred in connection with the application for registration of the Company's securities with the S.E.C. This cost was capitalized and upon successful completion of the offering, was offset against the gross proceeds of the offering.

    Cash Equivalents

    The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

    Earnings (Loss) Per Share

    Earnings (loss) per common share is computed based on the weighted average number of common shares outstanding during the period (there are no common stock equivalents).

                     INVESTMENT GROWTH RESOURCES, INC.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                        December 31, 1995 and 1994

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    Principles of Consolidation

    All significant intercompany accounts and transactions have been eliminated.

    The 1993 financial statements include those of Investment Growth Resources, Inc. (the Company) and its wholly owned subsidiary I.G. Homes, Inc. (the Subsidiary). The Company has been inactive for several years and seeking new business opportunities. The wholly owned subsidiary I.G. Homes was sold by the Company in 1994.

    Income Taxes

    Property and equipment have been depreciated using the straight-line method for financial reporting purposes and using accelerated methods for income tax purposes. The Company has not accrued any federal or state income taxes due to net operating losses incurred. The Company has net operating loss carryovers of approximately $4,500,000 which expire in 2010.

    Preferred Stock

    At the Company's annual meeting of shareholders held June 19, 1993, the shareholders ratified an amendment to the Articles of Incorporation whereby the authorized capitalization of the Company was increased to include 20,000,000 shares of preferred stock, par value $.001 per share, which shares may be issued in various series and with terms, rights, voting privileges and preferences to be determined by the Board of Directors at the time of issuance. The Company intends to use the preferred shares to provide flexibility in future financing and for acquisition of assets.

    On June 23, 1993 the Company acquired the balance of land held for development and assumed the balance of notes payable in certain properties previously held as joint ventures. The consideration for the increased real estate interests was the issuance of 48,436 shares of class "A" convertible (8%) preferred stock. On January 30, 1995, the Company entered into a stock acquisition agreement to acquire all of the outstanding preferred stock and 71,079,000 shares of common stock for $750.

NOTE 3  - GOING CONCERN

    The Company financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplate the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no current source of revenue. Without realization of additional capital, it would be unlikely for the Company to continue a going concern. It is management's plan to seek additional capital through a merger with an existing operating company. (See Note 11)

NOTE 4  - MANAGEMENT COMPENSATION

    Included in accounts payable at December 31, 1995 and 1994 are $185,000 and $113,000 respectively of accrued wages to an officer and director of the Company and his wife.

                     INVESTMENT GROWTH RESOURCES, INC.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                        December 31, 1995 and 1994

NOTE 5  - STOCK OPTIONS AND GRANTS

    On October 12, 1992 at the Company's annual meeting, the shareholders approved the issuance to the Board of Directors and certain other individuals, a total of 1,000,000 shares of the Company's common stock and/or stock options in consideration for services rendered to the Company as follows: 1/3 shares (333,333) to be an immediate grant; 2/3 shares (666,667) pursuant to a two (2) years option to purchase the shares at $.05 (five cents) per share.

    The Company's Board of Directors held a meeting on February 15, 1993 where it was adopted the resolution to issue the 333,333 "Grant" shares to the Board of Directors and certain other individuals as approved by the shareholders on October 12, 1992 and further authorized and passed by the Board of Directors resolution dated October 16, 1992. The shares were valued at the quoted bid price of the common stock when issued.


NOTE 6  - COMMITMENT AND CONTINGENCIES

    The Company has lost various properties through foreclosure action due to non payment of the underlying debt. The
    Company could be held liable in certain cases for costs and mortgages on the properties. As of the date of the financial statements, no such liabilities have been asserted or threatened.

NOTE 7  - SALE OF SUBSIDIARY

    On January 30, 1995 the Company entered into an agreement to sell all of the outstanding shares of stock in I.G. Homes, Inc. (a wholly owned subsidiary) in exchange for the buyer assuming the first mortgage on the land held in the subsidiary and any and all cost associated with the mortgage and $754 in cash. The loss is recognized in the current period because the asset has no future economic benefit.

NOTE 8  - SUBSEQUENT EVENTS

    On January 27, 1996 the Company entered into a merger agreement with Phoenician Olive Oil, Inc. (Phoenician), an Arizona corporation, to acquire all of the outstanding shares of Phoenician in exchange for approximately 11,200,000 shares of the Company's common stock.
    Phoenician is a manufacturer and bottler of olive oil. The merger is to be accounted for as a reverse acquisition.

    Associated with this agreement Phoenician would issue 240,000 shares of common stock and $57,500 in payment of certain debts owed by the Company. All liabilities of the Company were resolved upon execution of this agreement.


Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

     Not applicable.

                                 PART III

ITEM 9.  Directors, Executive Officers, Promoters and Control
         Persons; Compliance with Section 16(a) of the Exchange
         Act

     The directors and executive officers of the Company and their ages as of December 31, 1995, were as follows:

    Name               Age               Position
    Joseph L. Alfano . 75    President, Chief Executive Officer, Chief
                             Financial Officer and Director
    Murray Posin . . . 69    Director
    Luigi Schiappa . . 29    Director

    All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. The Company has not compensated its directors for service on the Board of Directors or any committee thereof. Any non-employee director of the Company is reimbursed for expenses incurred for attendance at meetings of the Board of Directors and any committee of the Board of Directors. The Executive Committee of the Board of Directors, to the extent permitted under Nevada law, exercises all of the power and authority of the Board of Directors in the management of the business and affairs of the Company between meetings of the Board of Directors. Each executive officer serves at the discretion of the Board of Directors.

    The business experience of each of the persons listed above during the past five years is as follows:

    Joseph L. Alfano. Mr. Alfano has been a director of the Company since its inception in 1987 and served as President of the Company from October, 1990 to February, 1993. For 38 years and prior to his retirement in 1978, Mr. Alfano was the owner of Duchess Products Co., a manufacturer of window products and related products in Tampa, Florida. Since 1978, Mr. Alfano has been semi-retired and concentrated on his private investments. Mr. Alfano is a graduate of New York University.

    Murray Posin. Mr. Posin has been a director of the Company since October, 1990. Mr. Posin has been a practicing attorney in Las Vegas, Nevada since 1954. From 1955 to 1956, he was an Assistant City Attorney in Las Vegas, and from 1963 to 1967, he served as a Municipal Court Judge for Clark County (Las Vegas), Nevada. From 1969 to 1974, Mr. Posin was General Counsel and Executive Vice President for International House of Pancakes and, since 1974, he has been the sole shareholder and owner of the International House of Pancakes Restaurant in Las Vegas. Mr. Posin earned a B.S. Degree in 1947 from New York University and also received his LL.B Degree in 1949 and J.D. Degree in 1971 from New York University.

    Luigi Schiappa. Since 1988, Mr. Schiappa has been President of E.S. Development, Inc., a contractor/developer of residential projects in Southern California. From 1983 to 1988, Mr. Schiappa worked as an independent superintendent and project manager on various real estate projects located in Southern California. Mr. Schiappa is the son of Eugene Schiappa. Mr. Schiappa became a director of the Company in February, 1993.

    In connection with the Merger Agreement entered into in January 1996, a new Board of Directors was established. During
1996, certain directors resigned and Salvatore Esposito as added to the Board. As of March 31, 1997, the current Board of Directors is as follows:

    Name                     Age            Position

Michael Nasco, Jr. . . .      53     President, Chief Executive Officer,
                                     and Director
Salvatore S. Esposito. .      35     Director
James Trow . . . . . . .      54     Chief Financial Officer, Principal
                                     Accounting Officer and Director

     The business experience of each of the persons listed above during the past five years is as follows:

     Michael Nasco, Jr. has been a director of the Company since January 1996 and is currently the Company's President and Chief Executive Officer. Mr. Nasco has several years of entrepreneurial experience commencing in 1983 when he founded Comnex Corporation, a telecommunications company, and in 1984 when he founded Cellular Communications Corporation, a cellular phone retailer. Mr. Nasco was involved in various aspects of telecommunications until he co-founded, together with Salvatore Esposito, Phoenician Olive Oil, Inc. of Arizona, which eventually merged with the Company.

     Salvatore S. Esposito has been a director of the Company since January 1996. Mr. Esposito has over sixteen years of IT system integration, development and implementation experience and is an experienced management consultant relating to retail banking and mergers and acquisitions. From 1991 to the Present, Mr. Esposito has been the Business Development Manager for Logica, Inc., a system integration company headquartered in London, England, overseeing the Financial Industry Division. Mr. Esposito is responsible for the execution and implementation of significant IT projects for major international banks in Australia, Asia, Europe and the United States. Mr. Esposito holds a B.S. Degree in Computer Science/Management from Russel Sage College in Troy, New York.

     James Trow has been a director of the Company since March 1996 and is currently the Company's Chief Financial Officer. Since 1968 Mr. Trow has been a practicing certified public accountant and small business consultant in Phoenix, Arizona. He has also served as president of F.T.C. Metals, Inc., a private mining company with operations near Prescott, Arizona. Mr. Trow holds a B.S. Degree in Business Administration and an M.A. Degree in Accounting from the University of Arizona.

     No officer or director of the Company is an officer or director of any other publicly traded corporation, nor has any officer or director filed any bankruptcy petition or been convicted in or named subject to any pending criminal proceeding, nor is he the subject of any order, judgment, or decree involving a violation of any state or federal securities law.

Item 10.  Executive Compensation

     The Company has not had a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors. No salaries or wages were paid for fiscal years 1994 and 1995.

Employment Agreements

          The Company currently does not have a bonus, profit sharing, or deferred compensation plan for the benefit of any employee, officer or director. During 1994 and 1995, the Company did not pay any salaries or other compensation to its officers, directors or employees. Further, the Company does not currently have an employment agreement with any of its officers, directors or any other persons and no such agreements are anticipated in the immediate future.

Item 11.  Security Ownership of Certain Beneficial Owners and
Management

     The following table sets forth information, to the best knowledge of the Company as of December 31, 1996, with respect to each person known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock, each director of the Company and all directors and officers of the Company as a group.

  Name and Address           Amount and Nature of          Percent
of Beneficial Owner          Beneficial Ownership(1)      of Class(2)
Salvatore S. Esposito*             2,051,160(3)              16.2%
  10631 South 51st Street, Suite #3
  Phoenix, AZ 85044
James D. Trow*                       162,000(4)               1.3%
  10631 South 51st Street, Suite #3
  Phoenix, AZ 85044
Tiffiny M. Nasco                     697,731                   5.5%
  11548 Windcrest Lane #243
  San Diego, CA 92128
Michael V. Nasco                     703,731                   5.6%
    10631 South 51st Street, Suite #3
  Phoenix, AZ 85044
C. David Callaham                  1,382,852                  10.9%
  10804 N.W. Hwy. 90
  Vancouver, WA 98686
George A. Cordova                  1,546,777                  12.2%
  c/o Luis Ochoa, Esq.
  2525 East Broadway Blvd., Suite 200
  Tucson, AZ 85718
Jim McDaniel                       2,241,706                  17.7%
  33692 North Santiam Hwy.
  Lebanon, OR 97355
All directors and executive
  officers as a group (3 persons)  2,213,160(5)               17.5%


*  Director and/or executive officer

Note: Unless otherwise indicated in the footnotes below, the Company has been advised that each person above has sole voting power over the shares indicated above.

(1) Share amounts include, where indicated, Common Stock issuable upon the conversion of certain preferred shares held by the Company's directors and executive officers on a share for share basis within sixty days.
(2) Based upon 12,676,782 shares of Common Stock outstanding on May 12, 1997 which takes into consideration the one share for fifty shares reverse stock split effected February 12, 1996. Percentage ownership is calculated separately for each person on the basis of the actual number of outstanding shares as of December 31, 1996 and assumes the exercise of certain stock options held by such person (but not by anyone else) exercisable within sixty days.
(3) Includes 1,025,580 shares held in the name of Mr. Esposito's wife, Sue Esposito.
(4) Includes 80,000 shares which may be acquired by Mr. Trow pursuant to the conversion of certain preferred shares convertible into common shares within sixty days on a share for share basis.
(5) Includes 80,000 shares which may be acquired by directors and executive officers pursuant to the conversion of certain preferred shares convertible into common shares within sixty days on a share for share basis.

Item 12. Certain Relationships and Related Transactions

    This Item is not applicable.

                                  PART V

Item 13. Exhibits and Reports on Form 8-K

    (a)  Exhibits

    * Articles of Incorporation filed as Exhibit to Form S-18.

    * By-Laws filed as Exhibit to Form S-18.

2.1 Merger Agreement and Plan of Reorganization
27  Financial Data Schedule
      - - - - -
    * Exhibits so marked have heretofore been filed with the Securities and Exchange Commission as part of the filing indicated and are incorporated herein by reference.

(b) The Company did not file any reports on Form 8-K during the last quarter of the period covered by this report.

                                SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              PHOENICIAN OLIVE OIL, INC.
                         (F.k.a.  INVESTMENT GROWTH RESOUCES, INC.)



                              BY:   /S/Michael Nasco, Jr.
                                       (Signature)
                              Michael Nasco, Jr.,President and
                              C.E.O.

Dated:  May 16, 1997

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Signature                 Title                            Date



                              President, C.E.O.
/S/Michael Nasco, Jr.         and Director                May 16, 1997
    (Signature)
   Michael Nasco, Jr.



                              Vice President and
/S/Salvatore S. Esposito      Director                    May 16, 1997
    (Signature)
   Salvatore S. Esposito

                              Chief Financial Officer
                              Officer, Principal
                              Accounting Officer
/S/James D. Trow              and Director                May 16, 1997
    (Signature)
   James D. Trow